Form 10-K
period 2002-12-31
C BASS MORTGAGE LOAN ASSET BACKED CERT SERIES 2002-CB5
filed 2003-03-27
CIK 1204505

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-90830-01


ASSET BACKED FUNDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                          75-2533468
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

100 North Tryon St.
Charlotte, NC                                            28255
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           704-386-2400

C-Bass Mortgage Loan Asset-Backed Certificates
 Series 2002-CB5
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes             X - No *
        * The closing date for the transaction was 11/6/02

                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      C-Bass Mortgage Loan Asset-Backed Certificates

      Series 2002-CB5 Class AV-1               3
      Series 2002-CB5 Class AV-2               1
      Series 2002-CB5 Class AF-1              22
      Series 2002-CB5 Class AF-2               2
      Series 2002-CB5 Class AF-3               2
      Series 2002-CB5 Class M-1                2
      Series 2002-CB5 Class M-2                3
      Series 2002-CB5 Class B-1                2
      Series 2002-CB5 Class B-2                1
      Series 2002-CB5 Class B-3                1
      Series 2002-CB5 Class A-IO*              1
      Series 2002-CB5 Class N*                 1
      Series 2002-CB5 Class X                  1


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		     99.4  Management Assertation on USAP

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      November 25, 2002;  December 26, 2002



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Litton Loan Servicing LLP

      		/s/ Larry B. Litton, Sr.

      Name:	Larry B. Litton, Sr.

      Title:	President & CEO

      Date:  	March 14, 2003


Sarbanes-Oxley Certification

I, Larry B.Litton, Sr., President & CEO, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of C-Bass Mortgage Loan Asset-Backed Certificates
 Series 2002-CB5

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank, National Association, as Trustee


Date:               March 14, 2003

Signature:          /s/ Larry B. Litton, Sr.
                    Larry B. Litton, Sr.

Company:            Litton Loan Servicing LP

Title:              President & CEO

                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
		   99.4 Management Assertion on USAP



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      C-Bass Mortgage Loan Asset-Backed Certificates
       Series 2002-CB5

STATEMENT TO CERTIFICATEHOLDERS



Class     Cusip                         Beg Bal                    Prin
AV-1    12489WFQ2                    67,565,000                   2,457,027
AV-2    12489WFW9                    16,500,000                           0
AF-1    12489WFM1                    45,000,000                   4,551,373
AF-2    12489WFN9                    24,200,000                           0
AF-3    12489WFP4                    18,922,000                           0
M-1     12489WFS8                    11,410,000                           0
M-2     12489WFT6                     9,854,000                           0
B-1     12489WFU3                     9,335,000                           0
B-2     12489WFV1                     2,074,000                           0
B-3     12489WFX7                     2,593,000                           0
A-IO*   12489WFR0                   162,000,000                           0
N*          NA                        6,700,000                     729,811
X           NA                              N/A                           0

*Notional

Class           Int                       Total    Losses           End Bal
AV-1        158,595                   2,615,622       0          65,107,973
AV-2         47,748                      47,748       0          16,500,000
AF-1        103,530                   4,654,903       0          40,448,627
AF-2        147,620                     147,620       0          24,200,000
AF-3        170,298                     170,298       0          18,922,000
M-1          38,882                      38,882       0          11,410,000
M-2          47,676                      47,676       0           9,854,000
B-1          58,130                      58,130       0           9,335,000
B-2          15,796                      15,796       0           2,074,000
B-3          19,748                      19,748       0           2,593,000
A-IO*       717,292                     717,292       0         142,000,000
N*           92,302                     822,113       0           5,970,189
X                 0                           0       0            N/A



AMOUNTS PER $1,000 UNIT

Class   Principal                    Interest                     Total
AV-1     36.36537971                  2.34729535                 38.71267505
AV-2      0.00000000                  2.89381939                  2.89381939
AF-1    101.14161978                  2.30067333                103.44229311
AF-2      0.00000000                  6.10000000                  6.10000000
AF-3      0.00000000                  9.00000000                  9.00000000
M-1       0.00000000                  3.40770815                  3.40770815
M-2       0.00000000                  4.83826365                  4.83826365
B-1       0.00000000                  6.22715265                  6.22715265
B-2       0.00000000                  7.61604147                  7.61604147
B-3       0.00000000                  7.61603934                  7.61603934
A-IO      0.00000000                  4.42772840                  4.42772840
N       108.92700597                 13.77643284                122.70343881
X         0.00000000                  0.00000000                  0.00000000


                      Remaining
Class     Losses    Int Carryover    End Bal                       Rate
AV-1    0.00000000    0.00000000   963.63462029                  1.60000%
AV-2    0.00000000    0.00000000  1000.00000000                  1.98000%
AF-1    0.00000000    0.00000000   898.85838022                  1.58000%
AF-2    0.00000000    0.00000000  1000.00000000                  3.66000%
AF-3    0.00000000    0.00000000  1000.00000000                  5.40000%
M-1     0.00000000    0.00000000  1000.00000000                  2.35000%
M-2     0.00000000    0.00000000  1000.00000000                  3.38000%
B-1     0.00000000    0.00000000  1000.00000000                  4.38000%
B-2     0.00000000    0.00000000  1000.00000000                  5.38000%
B-3     0.00000000    0.00000000  1000.00000000                  5.38000%
A-IO    0.00000000    0.00000000   876.54320988                  2.75000%
N       0.00000000    0.00000000   891.07299403                  8.50000%
X       0.00000000    0.00000000    0.00000000                      NA


Interest
                    Class Interest Carryover                   Remain Int
Class                 Shortfalls                              Carryover Amt
AV-1                      0                                         0
AV-2                      0                                         0
AF-1                      0                                         0
AF-2                      0                                         0
AF-3                      0                                         0
M-1                       0                                         0
M-2                       0                                         0
B-1                       0                                         0
B-2                       0                                         0
B-3                       0                                         0
A-IO                      0                                         0
N                         0                                         0
X                         0                                         0
Total                     0                                         0




                                  Reduction from the Allocation of:
Class Realized Losses                  PPIS                        RAIS
AV-1        0                           0                           0
AV-2        0                           0                           0
AF-1        0                           0                           0
AF-2        0                           0                           0
AF-3        0                           0                           0
M-1         0                           0                           0
M-2         0                           0                           0
B-1         0                           0                           0
B-2         0                           0                           0
B-3         0                           0                           0
A-IO        0                           0                           0
N           0                           0                           0
X           0                           0                           0
Total       0                           0                           0


Overcollateralization Amount (before distributions)                      176
      Overcollateralization Release Amount                                 0
      Overcollateralization Deficiency (after distributions)         268,191
      Overcollateralization Target Amount                          1,037,265
      Overcollateralization Amount (after distributions)             769,075
    Amount of Excess Interest                                      1,537,797
    Amount of Excess Cashflow                                      1,537,797


Servicing Fees                       Group 1       Group 2        Total
Servicing Fees                            87,970        83,998       171,968
Accrued & Unpaid Special Serv. Fee             0             0             0
Special Servicing Fees                     3,450         2,100         5,550


Advances                                           234,791

Ending Pool Balance                  102,211,254    99,002,420   201,213,675

Loan Count                                  1237           800          2037
Wt'd avg Rem Term                            290           338           314
Wt'd avg Mortage Rate                   9.36639%      9.47052%      9.41763%

viii)  Delinquency And Foreclosure Information:

Group 1             All Categories                Bankruptcy
                        Number       Balance        Number       Balance
Current                      1,073    89,559,659      0                    0
30 days delq:                  101     7,946,202      9              648,948
60 days delq:                   42     2,603,131      3              479,105
90+ days delq:                  21     2,102,262      2              201,563


                                                 Foreclosure
                                                    Number       Balance
Current                                               0                   0
30 days delq:                                         0                   0
60 days delq:                                         1             129,658
90+ days delq:                                        3             460,631


Group 2             All Categories                Bankruptcy
                        Number       Balance        Number       Balance
Current                        685    85,675,366      0                    0
30 days delq:                   75     7,845,787      5              387,640
60 days delq:                   26     3,863,688      1              187,976
90+ days delq:                  14     1,617,580      2              314,993
120+ days delq:                  0             0      0                    0

                                                 Foreclosure
                                                    Number       Balance
Current                                               0             0
30 days delinquent:                                   0             0
60 days delinquent:                                   0             0
90 days delinquent:                                   0             0
120+ days delinquent:                                 0             0

      Loans that became REO properties
      Total Book Value of REO Properties:
Loan Num Unpaid Prin. Bal    Sched Bal    Book Value
     0             0             0             0


                                        Group 1       Group 2         Total
      Prepayments                     3,816,392     2,040,083     5,856,476


Aggregate Prepayment Penalties                                    58,764.47
Prepayment Penalties allocable to Classes N and X                 58,764.47


                                        Group 1       Group 2         Total
Cumulative Realized Losses                     0             0             0


Prepayment Interest Shortfall not covered by the servicer
                                               0             0             0

Trustee Fees                               2,292         2,184         4,476

         Cap Carryover Amounts              LIBOR Carryover Amounts
      Distribuiont   Amt. Remaining   Distribution       Amounts Remaining
AV-1        0             0             0                           0
AF-1        0             0             0                           0
AF-2        0             0             0                           0
AF-3        0             0             0                           0
AF-4        0             0             0                           0
M-1         0             0             0                           0
M-2         0             0             0                           0
B-1         0             0             0                           0
B-2         0             0             0                           0

 Overcollateralization Deficiency (after distribution)              268,191

Has Trigger Event has occurred?                                          NO
Cummulative Realized Losses Percentage                              0.00000%

      Available Funds             Group 1       Group 2           Total
Scheduled Int. Net of Serv. Fees      1,558,489     1,509,099     3,067,589
Scheduled Principal                     253,484       129,542       383,025
Unscheduled Principal                 3,816,392     2,040,083     5,856,476
Available Funds                       5,628,366     3,678,724     9,307,090


Liquidation Report
Loan Num Unpaid Prin. Bal Sch. Principal Liq. Proceeds      Losses
  0         0             0               0                  0


Mortgage Loans Purchased by Servicer                                       0

Mortgage Loans Re-Purchased by Servicer                                    0






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Litton Loan Servicing LP.
An Affiliate of C-BASS
4828 Loop Central Drive
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 960-0539
March 12, 2003
Structured Finance, C-BASS 2002-5
US Bank National Association
180 East Fifth Street
St. Paul, MN 55101
RE: Asset Backed Certificates Series 2002-CB5

To Whom it May Concern:
The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report)and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.


	Sincerely,
	/s/	Janice McClure
	Janice McClure
	Senior Vice President
	Litton Loan Servicing, LLP




       EXHIBIT 99.3 -- Report of Independent Auditors

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
Tel.(713) 982-2000
Fax (713) 982-2001
www.deloitte.com

Independent Auditors' Report

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public
Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

	/s/  Deloitte & Touche

	January 10, 2003




	99.4 Management Assertion on USAP

Litton Loan Servicing LP
An Affiliate of C-Bass
4828 Loop Central Drive, Suite 600
Houston, TX 77081
Telephone (713) 960-9676
Fax 	    (713) 966-8830

January 10, 2003

As of December 31, 2002, Litton Loan Servicing LP
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage
Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

  \s\	Larry B. Litton
	Larry B. Litton
	President & CEO

	\s\ Janice McClure
	Janice McClure
	Senior Vice President